Form 10-K
period 2004-12-31
NovaStar Mortgage Funding Trust, Series 2004-4
filed 2005-03-31
CIK 1308873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                      Commission File Number 333-114297-03

                    NOVASTAR MORTGAGE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                            48-1195807
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

8140 Ward Parkway, Suite 300
Kansas City, Missouri                                           64114
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(816)237-7000

                 NovaStar Mortgage Funding Trust, Series 2004-4
       NovaStar Home Equity Loan Asset-Backed Certificates, Series 2004-4
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

Documents incorporated by reference: None

PART I

Item 1.  Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

     The Registrant is not aware of any material legal proceeding with respect to, the Company, the Servicer, the Trustee, in each case if applicable, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2004, the number of holders of each Class of Offered Certificates was 30.

Item 6.  Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

     Rule 13a-14(a)/15d-14(a) Certification, filed as 33.1 hereto.

        Annual Independent Accountants' Servicing Report with Management Assertion, filed as Exhibit 99.1 hereto.

        Servicer's Annual Statement as to Compliance, filed as Exhibit 99.2 herto.

(b)  Exhibits to this report are listed in Item (15)(a)(3) above.

(c)  Not Applicable.

NovaStar Mortgage Funding Trust, Series 2004-4
NovaStar Home Equity Loan Asset-Backed Certificates, Series 2004-4
-----------------------------------------------------------------------


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          NovaStar Mortgage Funding Corporation

                            By:  /s/  Gregory S. Metz
                                 -----------------------------
                          Name:  Gregory S. Metz
                         Title:  Senior Vice President and Secretary
                          Date:  March 31, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit   Description

31.1     Rule 13a-14(a)/15d-14(a) Certification

99.1 Annual Independent Accountant's Servicing Report with Management Assertion

         a) NovaStar Mortgage, Inc.

99.2     Servicer's Annual Statement as to Compliance

         a) NovaStar Mortgage, Inc.

                                  Exhibit 33.1
                 Annual Rule 13a-14(a)/15d-14(a) Certification
                                  -----------

                                CERTIFICATION
                 NovaStar Mortgage Funding Trust, Series 2004-4
        NovaStar Home Equity Loan Asset-Backed Certificates, Series 2004-4

                  I, Gregory S. Metz, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, NovaStar Mortgage Funding Trust, Series 2004-4 NovaStar Home Equity Loan Asset-Backed Certificates, Series 2004-4 (the "Trust");

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution information required to be prepared by the Trustee based upon the servicing information required to be provided by each Servicer under the Pooling and Servicing Agreement is included in these reports;

4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the report, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

5. The reports disclose all significant deficiencies relating to each Servicer's compliance with the minimum servicing standards based, in each case, upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation
     Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following parties: NovaStar Mortgage, Inc., as Seller, Wachovia Bank, N.A. as Custodian and JPMorgan Chase Bank, as Trustee.

                           NovaStar Mortgage Funding Corporation

                            By:  /s/  Gregory S. Metz
                                 -----------------------------
                          Name:  Gregory S. Metz
                         Title:  Senior Vice President and Secretary
                          Date:  March 31, 2005

                                  EXHIBIT 99.1
                Annual Independent Accountant's Servicing Report
                                ---------------

Deloitte & Touche LLP
Kansas City, Missouri 64106-2232
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
NovaStar Mortgage, Inc. and subsidiaries:

We have examined management's assertion that NovaStar Mortgage, Inc. (a wholly owned subsidiary of NovaStar Financial, Inc.), (the "Company"), has complied as of and for the year ended December 31, 2004 with its established minimum servicing standards described in the accompanying Management's Assertion dated March 28, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board, and accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year December 31, 2004 is fairly stated in all material respects, based on the criteria set forth in Appendix I.

By:  /s/ Deloitte & Touche LLP
--------------------------------
March 28, 2005

                                  EXHIBIT 99.2
     Report of Management as to Compliance with Minimum Servicing Standards
                              -------------------


NovaStar Mortgage, Inc.
8140 Ward Parkway
Suite 300
Kansas City, Missouri  64114


MANAGEMENT'S ASSERTION

March 28, 2005

     As of and for the year ended December 31, 2004, NovaStar Mortgage, Inc. (the "Company"), (a wholly owned subsidiary of NovaStar Financial, Inc.), has complied, in all material respects, with the Company's established minimum servicing standards for single-family residential mortgage loans as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

     As of and for this same period, the Company had in effect a fidelity bond in the amount of $3,000,000 and errors and omissions coverage in the amount of $5,000,000 on any one mortgage.

Sincerely,

/s/ W. Lance Anderson
-----------------------
W. Lance Anderson
President

/s/ Gregory S. Metz
-----------------------
Gregory S. Metz
Senior Vice President and Secretary


/s/ Christopher S. Miller
-------------------------
Christopher S. Miller
Senior Vice President

NOVASTAR MORTGAGE, INC.

APPENDIX I - MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I.  CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

   . be mathematically accurate;
   . be prepared within forty-five (45) calendar days after the cutoff date;
   . be reviewed and approved by someone other than the person who prepared the reconciliation; and
   . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III.  DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2.   Disbursements  made on behalf of a mortgagor  or  investor  shall be posted
     within  two  business  days  to  the  mortgagor's  or  investor's   records
     maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.


IV.  INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V.   MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented in management's assertion.

                                  EXHIBIT 99.3
                       Annual Statement as to Compliance
                                 --------------

                             NOVASTAR MORTGAGE, INC.
                             CERTIFICATE OF OFFICERS

                                 March 28, 2005

     Christopher S. Miler, Senior Vice President of Servicing (Servicing Officer) and Gregory S. Metz, Senior Vice President and Secretary, of NovaStar Mortgage, Inc., a Virginia corporation, (Servicer) hereby certify the following:

(i) We have performed a review of the activities of the Servicer during the preceding calendar year and performance under the various Pooling and Servicing Agreements (see attached Exhibit A) to which we are a party has been made under our supervision,

(ii) To the best of our knowledge, based on such review, the Servicer has fulfilled its obligations under this Agreement in all material respects for such year, and, there has been no default in the fulfillment of any of its obligations, and

(iii)No Subservicers have performed any duties on behalf of NovaStar Mortgage, Inc.


/s/  Christopher S. Miller
- - - - - - - - - - - - - - - - - -
Christopher S. Miller
Senior Vice President of Servicing
(Servicing Officer)

/s/  Gregory S. Metz
- - - - - - - - - - - - - - - - - -
Gregory S. Metz
Senior Vice President and Secretary



NovaStar Mortgage, Inc.
Exhibit A to Certificate of Officers
March 28, 2005
-----------------------------------------------

Servicing Agreement                                 Date of Pooling Description

NovaStar Mortgage Funding Trust, Series 1999-1             January 1, 1999
NovaStar Mortgage Funding Trust, Series 2000-1              March 1, 2000
NovaStar Mortgage Funding Trust, Series 2000-2             September 1, 2000
NovaStar Mortgage Funding Trust, Series 2001-1             March 1, 2001
NovaStar Mortgage Funding Trust, Series 2001-2             September 1, 2001
NovaStar Mortgage Funding Trust, Series 2002-1             March 1, 2002
NovaStar Mortgage Funding Trust, Series 2002-2             June 1, 2002
NovaStar Mortgage Funding Trust, Series 2002-3             September 1, 2002
NovaStar Mortgage Funding Trust, Series 2003-1             February 1, 2003
NovaStar Mortgage Funding Trust, Series 2003-2             June 1, 2003
NovaStar Mortgage Funding Trust, Series 2003-3             September 1, 2003
NovaStar Mortgage Funding Trust, Series 2003-4             November 1, 2003
NovaStar Mortgage Funding Trust, Series 2004-1             March 1, 2004
NovaStar Mortgage Funding Trust, Series 2004-2             June 1, 2004
NovaStar Mortgage Funding Trust, Series 2004-3             September 1, 2004
NovaStar Mortgage Funding Trust, Series 2004-4             November 1, 2004